Form 10-K/A
period 2000-12-31
IRWIN HOME EQUITY LN TR 2000-1 HOME EQ LN BA TER NO 2000-1
filed 2002-08-16
CIK 1137131

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-43278-01


      Irwin Home Equity Loan Trust
      Home Equity Loan-Backed Term Notes
      Series 2000-1
     (Exact name of Registrant as Specified in its Charter)


New York                              N/A
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)


c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Irwin Home Equity Loan Trust Series 2000-1 established pursuant to the Indenture among Irwin Home Equity Loan Trust 2000-1 as Issuer and Wells Fargo Bank Minnesota, N.A. as Indenture Trustee, pursuant to which the Irwin Home Equity Loan Trust Series 2000-1 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)   Irwin Union Bank and Trust Company <F3>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Irwin Union Bank and Trust Company <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 9, 2000, December 11, 2000, and January 9, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not recieved by the reporting person.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Irwin Home Equity Loan Trust
Home Equity Loan-Backed Term Notes
Series 2000-1

Signed:   Wells Fargo Bank Minnesota, N.A., as Indenture Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 25, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   Irwin Union Bank and Trust Company <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Irwin Union Bank and Trust Company <F3>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Irwin Union Bank and Trust Company <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.




EX-99.1 (a)

To the Board of Directors

Irwin Mortgage Corporation
Indianapolis, Indiana

In our opinion, the accompanying balance sheets and the related statements of income and retained earnings and cash flows present fairly, in all material respects, the financial position of Irwin Mortgage Corporation (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



January 19, 2001




EX-99.3 (a)

OFFICER'S CERTIFICATE OF THE ISSUER
ISSUED PURSUANT TO SECTION 10.01(F) OF THE INDENTURE.

The undersigned, each a duly authorized representative of the Irwin Home
Equity Loan Trust 2000-1 as Issuer ("Issuer") pursuant to the Indenture dated as of August 31, 2000, by and among The Irwin Home Equity Loan Trust 2000-1 as Issuer and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (as such agreement my be amended, supplemented or otherwise modified from time to time, the Indenture), does hereby certify as follows:

A. Capitalized terms used in this Certificate have their respective meanings set forth in the Indenture. References herein to certain Sections and subsections are references to the respective Sections and subsections of the Indenture.

B. This Certificate is being delivered pursuant to Section 10.01(t) of the Indenture.

C. The Issuer is the Issuer under the Indenture,

D. The undersigned is a duly authorized Officer of the Issuer.

E. All the dispositions of Collateral described in Sections 10.01 (f) (i) and (ii) of the Indenture that occurred during the last six calendar months of 2001 were in the ordinary course of the Issuer's business and that the proceeds thereof were applied in accordance with the Basic Documents.

IN WITNESS WHEREOF, the issuer has caused this Certificate to be executed and delivered on its behalf by its duly authorized officers as of the 30th day of December, 2001.

IRWIN HOME EQUITY LOAN TRUST 2000-1

By: WILMINGTON TRUST COMPANY
Not in its individual capacity but solely as Owner Trustee

By:
Authorized Signaory